Form 10QSB
period 2002-09-30
STONEONE INC
filed 2002-12-05
CIK 1175618

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

   (Mark One) [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

    Commission file number _______________________________________


                            StoneOne, Inc.
                         --------------------
   (Exact name of small business issuer as specified in its charter)


                                Nevada
                            ---------------
    (State or other jurisdiction of incorporation or organization)


                              01-0643760
                          ------------------
                   (IRS Employer Identification No.)


   21/F, Centre Point, 181-185 Gloucester Road, Wan Chai, Hong Kong
 ---------------------------------------------------------------------
               (Address of principal executive offices)


                            (852) 3106-8191
                         ----------------------
                      (Issuer's telephone number)


                            Not applicable
                        -----------------------
 (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

___________________________________________________

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]




PAGE-1-




                            StoneOne, Inc.
                         Report on Form 10-QSB
                           For quarter ended
                          September 30, 2002


                    TABLE OF CONTENTS

                                                                 Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                     3

Unaudited Condensed Balance Sheet - as of September 30,           4
2002

Unaudited Condensed Statements of Operations - for each of        5
the three and nine-month periods ended September 30, 2002
and 2001

Unaudited Condensed Statements of Cash Flows - for each of        6
the nine-month periods ended September 30, 2002 and 2001

Notes to Unaudited Condensed Financial Statements                 7

Item 2 - Management's Discussion and Analysis or Plan of          9
Operation

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                        15

Item 2 - Changes In Securities and Use Of Proceeds                15

Item 3 - Defaults upon Senior Securities                          15

Item 4 - Submission of Matters to a Vote of Security              15
Holders

Item 5 - Other Information                                        15

Item 6 - Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                        15







PAGE-2-




PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on June 17, 2002, and subsequent amendments made thereto.

The accompanying  notes  are  an  integral   part   of   these
consolidated financial statements.















PAGE-3-




                            StoneOne, Inc.
                     (A Development Stage Company)
                       Unaudited Balance Sheets
              (Amount expressed in United States Dollars)


                                   Note        September
                                               30, 2002
                                            ------------------
                                                   $
ASSETS
Current assets:
Cash                                             622
                                            ------------------
Total assets                                     622
                                            ==================

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par
value, 20,000,000 shares           4(a)
authorized; no shares issued and                 ---
outstanding
Common stock, $0.0001 par value,
100,000,000  shares  authorized;
6,219,132 shares issued and        4(b)          622
outstanding
Additional paid-in capital                     7,929
Retained deficit                              (7,929)
                                            ------------------
Total stockholders' equity                       622
                                            ==================











    The accompanying notes are an integral part of these financial statements.




PAGE-4-




                            StoneOne, Inc.
                     (A Development Stage Company)
                  Unaudited Statements Of Operations
             (Amounts expressed in United States Dollars)



                                                                   From
                                                                 inception
                           Three months        Nine months      (March 20,
                               ended             ended            2002) to
                           September 30,       September 30,    September 30,
                           2001     2002       2001     2002       2002
                          -------  -------    -------  -------    -------
                              $        $          $        $          $
  REVENUE                   ---      ---          -      ---        ---

  EXPENSES
  Audit fees                ---       35          -    1,535      1,535
  SEC       reporting       ---      223          -    5,633      5,633
  expenses
  Organizational            ---        -          -      761        761
  expenses                -------  -------    -------  -------    -------
                            ---      258          -    7,929      7,929
                          -------  -------    -------  -------    -------
  Net loss                  ---      258          -    7,929      7,929
                          =======  =======    =======  =======    =======
  Amount  per  common
  share

  Net loss per common       ---     (0.0)       ---    (0.00)     (0.00)
  share                   =======  =======    =======  =======    =======

  Weighted    average
  number   of  common       ---  6,219,132      ---  6,219,132   6,219,132
  shares  outstanding     =======  =======    =======  =======    =======







    The accompanying notes are an integral part of these financial statements




PAGE-5-




                            StoneOne, Inc.
                     (A Development Stage Company)
                   Unaudited Statements Of Cash Flow
             (Amounts expressed in United States dollars)


                                                                   From
                                          Nine months ended      inception
                                            September 30,        (March 20,
                                                                  2002) to
                                                                 September
                                                                    30,
                                            2001      2002         2002
                                          --------  --------     --------
                                               $        $            $
      CASH FLOW FROM OPERATING
      ACTIVITIES
      Net loss                               ---   (7,929)      (7,929)


      Adjustments to reconcile  net  loss
      to net cash paid
      for operating activities:
           Operating  expenses  borne  by    ---    7,929        7,929
      stockholder                         --------  --------     --------

      Net cash paid for operating            ---      ---          ---
      activities

      CASH FLOW FROM FINANCING
      ACTIVITIES
      Issuance of common stock               ---      622          622
                                          --------  --------     --------
      Net cash provided by financing         ---      622          622
      activities

      Cash as at beginning of period                  ---          ---
                                          --------  --------     --------
      Cash as at end of period               ---      622          622
                                          ========  ========     ========


    The accompanying notes are an integral part of these financial statements




PAGE-6-




                            StoneOne, Inc.
                     (A Development Stage Company)
           Notes To Unaudited Condensed Financial Statements
             (Amounts expressed in United States dollars)


1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

  StoneOne, Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 20, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. The Company is a wholly-owned subsidiary of Yellowstone Corporate Services, Inc., a Nevada corporation. As of September 30, 2002, the Company had not yet commenced any formal business operations, and all activities to the balance sheet date related to the Company's formation, issue of capital stock and preparation of filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. The Company's fiscal year end is December 31.

  The Company has been in the development stage since its formation on March 20, 2002 and its ability to commence operations is contingent upon its ability to identify a prospective target business and raise the necessary capital it will require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

2     GOING CONCERN

  The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is a development stage entity, which has not commenced operations. For the period from the Company's inception on March 20, 2002 to September 30, 2002, the Company's parent company, Yellowstone Corporate Services, Inc., had borne all expenses of the Company, which amounted to US$7,929. To the extent that Yellowstone Corporate Services, Inc. stops bearing the Company's expenses, and that the Company is unable to generate sufficient revenues and cash flows to pay for its expenses, it will have to seek funding from private or public financing sources. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate funding is not available, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)     Net Loss Per Share

      Basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" by dividing net loss by the weighted average number of common stock outstanding during the period.

  (b)     Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.




PAGE-7-




                            StoneOne, Inc.
                     (A Development Stage Company)
           Notes To Unaudited Condensed Financial Statements
             (Amounts expressed in United States dollars)


4     STOCKHOLDERS' EQUITY

  (a)  Preferred Stock

      The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 each, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

  (b)     Common Stock

      The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 each. The Company issued 6,219,132 shares to Yellowstone Corporate Services, Inc. on April 2, 2002.

      YellowStone Corporate Services, Inc. has engaged the law firm of Harold P. Gewerter Esq. Limited to develop and file a Registration Statement on Form 10SB. 30,000 shares of
      the    Company's  common  stock will  be  issued  to  Harold  P.
      Gewerter Esq. Limited at a subscription price of $0.0001 in exchange for the professional service fee valued in the region of $5,000 upon receipt of the subscription money. On April 8, 2002, the Board of Directors confirmed to Harold P. Gewerter Esq. Limited that this subscription will be accepted upon receipt of the duly signed share subscription application. As of September 30, 2002, the Company had not received the share subscription application from Harold P. Gewerter Esq. Limited.

5     RELATED PARTY TRANSACTIONS

  The Company's present stockholder, Yellowstone Corporate Services, Inc., has borne the operating expenses of the Company for the amount incurred as follows:.




                                                                   From
                                                                 inception
                           Three months        Nine months      (March 20,
                               ended             ended            2002) to
                           September 30,       September 30,    September 30,
                           2001     2002       2001     2002       2002
                          -------  -------    -------  -------    -------
                              $        $          $        $          $

   Amount  of  operating
   expenses   borne   by
   Yellowstone Corporate    ---      258        ---    7,929      7,929
   Services, Inc.         =======  =======    =======  =======    =======


  Expenses incurred by Yellowstone Corporate Service, Inc. are accounted for as Additional paid-in Cpaital.




PAGE-8-




Item 2 - Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

Plan of Operation

The Company has been a development stage enterprise since its incorporation on March 20, 2002 and for the three months ended September 30, 2002. During this period, management had devoted the majority of its efforts to registering with the Securities and
Exchange  Commission  pursuant  to  Sections  12(b)  or  (g)  of   the
Securities Exchange Act of 1934 (the "Exchange Act"). Expenses resulting from these activities, totaling $7,929 from March 20, 2002 to September 30, 2002, was funded by the Company's sole stockholder, Yellowstone Corporate Services, Inc. The Company has not yet commenced any activity to generate revenues to fund its expenses.

Our business plan is to seek to acquire or merge with potential businesses that may, in our opinion, warrant our involvement. Our discretion is unrestricted, and we may participate in any business whatsoever that, in our opinion, may meet the business objectives we have addressed. Indeed, we may effectuate a business combination with another business outside the United States. We have not limited the scope of our search to a particular region. We do not intend to utilize any notices or advertisements in our search for business opportunities.

We will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that our existing stockholders are aware of any potential business acquisition candidates, they are obligated to refer these candidates to us. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited. Our principal business objective will be to seek long-term growth potential in the business in which we participate rather than immediate, short-term earnings. In seeking to attain our business objectives, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.

Evaluation Criteria

The analysis of potential business endeavors will be undertaken by or under the supervision of management, no member of which is a professional business analyst. Our management is comprised of individuals of varying business experiences, and they will rely on their own business judgment in formulating decisions as to the types of businesses that we may acquire or in which we may participate. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by us ultimately acquired. Management will seek to examine those factors we have discussed when making a business decision; however, the mention of these factors to be examined by management with regard to its determining the potential of a business endeavor should not be read as implying any experience or expertise on behalf of management as to the business chosen. These factors are merely illustrative of the types of factors that management may consider in evaluating a potential acquisition.




PAGE-9-




Management anticipates that the selection of an acquired business will be complex and risky because of the competition for particular business opportunities among all segments of the financial community. The nature of our search for the acquisition of an acquired business requires maximum flexibility inasmuch as we will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisition may not permit us to offset potential losses from one venture against profits from another. This should be considered a negative factor affecting any decision to purchase the shares. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. Management will consider, among other factors in evaluating a prospective acquired business and determining the "fair market value," the following:

     1.   The acquired business' net worth;

     2.   The acquired business' total assets;

     3.   The acquired business' cash flow;

     4.   Costs associated with effecting the business combination;

     5. Equity interest in and possible management participation in the acquired business;

     6.   Earnings and financial condition of the acquired business;

     7. Growth potential of the acquired business and the industry in which it operates;

     8. Experience and skill of management and availability of additional personnel of the acquired business;

     9.   Capital requirements of the acquired business;

     10.  Competitive position of the acquired business;

     11. Stage of development of the product, process or service of the acquired business;

     12. Degree of current or potential market acceptance of the product, process or service of the acquired business;

     13. Possible proprietary features and possible other protection of the product, process or service of acquired business; and

     14. Regulatory environment of the industry in which the acquired business operates.

The preceding criteria is not intended to be exhaustive; any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business combination consistent with our business objectives. No particular consideration may be given to any particular factor.

Although we believe that locating and investigating specific business proposals will take at least several months, the time this process will take is difficult to predict. The time and costs required to select and evaluate an acquired business candidate (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing following the provisions of applicable securities laws and state corporate laws) cannot presently be ascertained with any degree of certainty.




PAGE-10-




We believe that we will make contact with business prospects primarily through the efforts of our directors, officers and stockholders, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to these prospects, and undertake further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. Some acquired business candidates may be brought to our attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation.

We   have   not   selected any particular industry or   any   acquired
business in which to our business combination efforts.

Tax Considerations

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the company, the acquired business and their respective stockholders. The IRS or other appropriate state tax authorities may attempt to re-characterize the tax treatment of a particular business combination; and, as a result there may be adverse tax consequences to the company, the acquired business and their respective stockholders.

Form and Structure of Acquisition

Of the various methods and forms by which we may structure a transaction acquiring another business, management is likely to use, without limitation, one of the following forms: (i) a leveraged buyout transaction in which most of the purchase price is provided by borrowings (typically secured by the assets of the acquired business and intended to be repaid out of the cash flow of the business) from one or more lenders or from the sellers in the form of a deferred purchase price; (ii) a merger or consolidation of the acquired corporation into or with us; (iii) a merger or consolidation of the acquired corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of a subsidiary into or with the acquired corporation (a "reverse subsidiary merger"); (iv) an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us; (v) an acquisition of the assets of a business by us or a subsidiary organized for this purpose; (vi) a merger or consolidation of the company with or into the acquired business or subsidiary; or (vii) a combination of any of the aforementioned methods and forms. The actual form and structure of a business combination may be also dependent upon numerous other factors pertaining to the acquired business and its stockholders as well as potential tax and accounting treatments afforded the business combination.

We may utilize cash, equity, debt or a combination of these as consideration in effecting a business combination. Although we have no commitments to issue any shares of common stock, we will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. To the extent that additional shares are issued, dilution to the interest of our stockholders may occur. Additionally, if a substantial number of shares of common stock are issued in connection with a business combination, a change in control of the company may occur.

If our securities are issued as part of an acquisition, it cannot be predicted whether they will be issued in reliance upon exemptions from registration under applicable federal or state securities laws or will be registered for public distribution. When registration of securities is required, substantial cost may be incurred and time delays encountered. In addition, the issuance of additional securities and their potential sale in any trading market which may develop in our common stock, of which there is no assurance, may depress the price of our common stock in that particular market. Additionally, issuance of additional securities by us would result in a decrease in the percentage of the company's issued and outstanding shares of common stock by the purchasers of the common stock being offered in this registration statement.




PAGE-11-




Our   operations  may be limited by the Investment  Company   Act   of
1940. While we will attempt to conduct operations so as not to require registration under the Investment Company Act of 1940, there can be no assurance that we will not be deemed to be subject to the Investment Company Act of 1940.

There   are   currently no limitations relating to  our   ability   to
borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance the operations of the acquired business. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on these borrowings and then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interest of the company. Our inability to borrow funds for an additional infusion of capital into an acquired business may have material adverse effects on our financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an acquired business may have already incurred debt financing and, therefore, all the risks inherent with that debt obligation. We do not believe that we will borrow funds in any event so it is unlikely that we will face these issues.

Because of our small size, investors should carefully consider the business constraints on our ability to raise additional capital when needed. Until a time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and/or market acceptance for the sale of additional shares of our common stock does not exist.

Our stockholders are relying upon the business judgment of management in connection with the proper expenditure of the funds raised in this offering and in the future operations of the company. It is not expected that our stockholders will be consulted with respect to the expenditure of the proceeds of this offering or in connection with any acquisition engaged in by us, unless required by law.

Daily Operations

We expect to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision of whether or not to acquire or participate in a specific business opportunity. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

Until an active business is commenced or acquired, we will have no employees or day-to-day operations. We are unable to make any estimate as to the future number of employees which may be necessary, if any, to work for the company though we doubt any employees will be hired at any time before a combination. If an existing business is acquired, it is possible that its existing staff would be hired by us. At the present time, it is our intention to meet or be in telephone contact at least once a week and more frequently, if needed, to review business opportunities, evaluate potential acquisitions and otherwise operate the affairs of the company. Except for reimbursement of reasonable expenses incurred on behalf of the company, management will not be compensated for these services rendered on behalf of the company.




PAGE-12-




Results of operations for the three months ended September 30, 2002 as compared to three months ended September 30,2001

Revenue

We did not have any revenue for the three months ended September 30, 2002 and September 30, 2001, respectively.

Expenses

We incurred $258 of expenses for the three months ended September 30, 2002, which mainly related to the cost of preparing reports for submission to the Securities and Exchange Commission. We did not incur any expense for the three months ended September 30, 2001 because we were not in existence.

Net loss

Our net loss for the three months ended September 30, 2002 was $258, which represented the expenses incurred during this period. We did not have any net income or loss for the three months ended September 30, 2001 because we were not in existence.

Results of operations for the nine months ended September 30, 2002 as compared to nine months ended September 30, 2001

Revenue

We did not have any revenue for the nine months ended September 30, 2002 and September 30, 2001, respectively.

Expenses

We incurred $7,929 of expenses for the nine months ended September 30, 2002, which mainly related to the cost of preparing reports for submission to the Securities and Exchange Commission, and audit fees. We did not incur any expense for the nine months ended September 30, 2001 because we were not in existence.

Net loss

Our net loss for the nine months ended September 30, 2002 was $7,929, which represented the expenses incurred during this period. We did not have any net income or loss for the nine months ended September 30, 2001 because we were not in existence.

Results of operations for the period from inception (March 20, 2002) to September 30, 2002

Revenue

We did not have any revenue for the period from inception (March 20, 2002) to September 30, 2002.

Expenses

We incurred $7,929 of expenses for the period from inception (March 20, 2002) to September 30, 2002, which mainly related to the cost of preparing reports for submission to the Securities and Exchange Commission, and audit fees.

Net loss

Our net loss for the period from inception (March 20, 2002) to September 30, 2002 was $7,929, which represented the expenses incurred during this period.




PAGE-13-




Liquidity and capital resources

Cash

We had a net increased of $622 in our cash position during the nine months ended September 30, 2002, and for the period form inception (March 20, 2002) to September 30, 2002.

Net cash paid for operating activities

We did not paid any cash for or receive any cash from operating activities during the nine months ended September 30, 2002, and for the period form inception (March 20, 2002) to September 30, 2002. All expenses incurred during these two period of time were paid for by our sole stockholder, Yellowstone Corporate Services, Inc.

Cash flow from financing activities

We received net cash proceeds of $622 from issuance of 6,219,132 shares of our common stock to Yellowstone Corporate Services, Inc. during the nine months ended September 30, 2002.

Cash needs for the next twelve months

As of September 30, 2002, we had $622 of cash. This amount of cash will not be sufficient to cover our cash needs in the next 12 months for expenses to be incurred in connection with preparing and filing of periodic and annual reports under the Securities and Exchange Act of 1934, as amended, which is estimated at approximately $5,000. For the period from the Company's inception on March 20, 2002 to September 30, 2002, our present sole stockholder, Yellowstone Corporate Services, Inc., had paid all of our expenses, which amounted to $7,929. We will continue to rely on Yellowstone to support our cash needs for the next twelve months. To the extent that Yellowstone Corporate Services, Inc. stops paying our expenses, and that we are unable to generate sufficient revenues and cash flows to pay for our expenses, we will have to seek funding from private or public financing sources. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to us. If adequate funding is not available, we may not be able to continue as a going concern.

Seasonality and Quarterly Fluctuations

Since  we  were incorporated in March 2002, we do not have  sufficient
operating   history  to  determine  whether  seasonal  and   quarterly
fluctuations exist within our line of business.




                               PAGE-14-




PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

We filed a Form 8-K to report the change of address for our principal executive office on September 13, 2002.



PAGE-15-



                              SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration
Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

StoneOne, Inc.
(Registrant)

By: /s/ Kai Hon Chan
Kai Hon Chan
President


                           CERTIFICATIONS

I, Kai Hon Chan, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB
of StoneOne, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

(i)	Designed such disclosure controls and procedures to ensure
that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the issuer's disclosure
controls and procedures as of September 30, 2002; and

(iii)	Presented in the report our conclusions about the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation,
to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies in the design or operation
of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

(ii)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6.	I have indicated in the report whether or not there
were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 10, 2002

/s/ Kai Hon Chan
--------------------
     President and CEO

/s/ Ka Yiu Ip
--------------------
     Chief Financial Officer







PAGE-16-